Form 10-K
period 2005-12-31
LEHMAN ABS CORP BACKED TR CERT LIB MED DEB BCK SER 2001-32
filed 2006-03-27
CIK 1266844

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

      For the fiscal year ended December 31, 2005

                                      or

      / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                       Commission File Number: 001-31867


                            Lehman ABS Corporation,
                            -----------------------
                                 on behalf of:
      Corporate Backed Trust Certificates, Liberty Media Debenture-Backed
                             Series 2001-32 Trust
  -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                          13-3447441
-----------------------------------          ----------------------------------
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)           Identification No.)

    745 Seventh Avenue, New York, New York                10019
-------------------------------------------  ----------------------------------
    (Address of principal                               (Zip Code)
     executive offices)

    Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                   Name of Registered Exchange
--------------                                   ---------------------------

Corporate Backed Trust Certificates,
  Liberty Media Debenture-Backed Series 2001-32  New York Stock Exchange
                                                 ("NYSE")

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes / /            No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes / /            No /X/

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes / /           No /X/

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

                                    PART I

Item 1.  Business.
      Not Applicable

Item 1A.  Risk Factors.
      Not Applicable

Item 1B.  Unresolved Staff Comments.
      Not Applicable

Item 2.  Properties.
      Not Applicable

Item 3.  Legal Proceedings.
      None

Item 4.  Submission of Matters to a Vote of Security Holders.
      None

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8. Financial Statements and Supplementary Data.
      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None

Item 9A.  Controls and Procedures.
      Not Applicable

Item 9B.  Other Information.
      None

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.
      Not Applicable

Item 11.   Executive Compensation.
      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
      Not Applicable

Item 13.  Certain Relationships and Related Transactions.
      None

Item 14.  Principal Accounting Fees and Services.
      Not Applicable

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules.

      (a) The following documents have been filed as part of this report.

           1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

      -------------------------------------------------------------------------
                   Trust Description         Distribution Date         Filed on
      -------------------------------------------------------------------------
      Corporate Backed Trust Certificates,          02/01/2005       02/14/2005
      Liberty Media Debenture-Backed Series         08/01/2005       08/11/2005
      2001-32 Trust
      -------------------------------------------------------------------------


            2.  None.

            3.  Exhibits:

                31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                Lehman ABS Corporation, as Depositor for the
                                Trust (the "Registrant")



Dated:  March 27, 2006              By:   /s/ CHARLES M. WEAVER
                                       ---------------------------------
                                          Name:  Charles M. Weaver
                                          Title:   Senior Vice President

                                 EXHIBIT INDEX

Reference
Number per
Item 601 of                                                     Exhibit Number
Regulation SK            Description of Exhibits              in this Form 10-K
-------------------------------------------------------------------------------
 (31.1)                  Certification by Senior Vice                  31.1
                         President of the Registrant
                         pursuant to 15 U.S.C. Section
                         7241, as adopted pursuant to
                         Section 302 of the
                         Sarbanes-Oxley Act of 2002.

 (31.2)                  Annual Compliance Report by                   31.2
                         Trustee pursuant to 15 U.S.C.
                         Section 7241, as adopted
                         pursuant to Section 302 of the
                         Sarbanes-Oxley Act of 2002.